Form 10-K
period 2023-12-31
Benchmark 2022-B37 Mortgage Trust
filed 2024-03-19
CIK 1946375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan, the Hyatt Regency Jacksonville Mortgage Loan, the 469 7th Avenue Mortgage Loan and the Wells Fargo Center Tampa Mortgage Loan, which constituted approximately 7.2%, 7.2%, 6.0%, 5.9% and 5.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 330 West 34th Street Leased Fee Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the IPG Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Hyatt Regency Jacksonville Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the 469 7th Avenue Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity and (e) with respect to the Wells Fargo Center Tampa Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan, the Hyatt Regency Jacksonville Mortgage Loan, the 469 7th Avenue Mortgage Loan and the Wells Fargo Center Tampa Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Riverport Tower Mortgage Loan, which constituted approximately 0.8% of the asset pool of the issuing entity as of its cut-off date.  The Riverport Tower Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Riverport Tower Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Riverport Tower Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Riverport Tower loan combination in the Benchmark 2023-B38 Mortgage Trust transaction, Commission File Number 333-260277-04 (the “Benchmark 2023-B38 Transaction”).  After the closing of the Benchmark 2023-B38 Transaction on April 21, 2023, this loan combination, including the Riverport Tower Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-B38 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the One Campus Martius Mortgage Loan, the PentaCentre Office Mortgage Loan and the Riverport Tower Mortgage Loan and the special servicer of the One Campus Martius Mortgage Loan, prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Park West Village Mortgage Loan, the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan, the One Campus Martius Mortgage Loan, the Concord Mills Mortgage Loan, the A&R Hospitality Portfolio Mortgage Loan, the Bell Works Mortgage Loan, the PentaCentre Office Mortgage Loan and the Riverport Tower Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Tanger Outlets Columbus Mortgage Loan, the One Campus Martius Mortgage Loan, the Concord Mills Mortgage Loan, the Bell Works Mortgage Loan and the Riverport Tower Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Computershare Trust Company, National Association acts as trustee of the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan, the Hyatt Regency Jacksonville Mortgage Loan, the 469 7th Avenue Mortgage Loan, the Wells Fargo Center Tampa Mortgage Loan and the Riverport Tower Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan, the Hyatt Regency Jacksonville Mortgage Loan, the 469 7th Avenue Mortgage Loan, the Wells Fargo Center Tampa Mortgage Loan and the Riverport Tower Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Bell Works Mortgage Loan, the PentaCentre Office Mortgage Loan, the One Campus Martius Mortgage Loan, the Katy Mills Mortgage Loan, the Park West Village Mortgage Loan, the A&R Hospitality Portfolio Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan, the Concord Mills Mortgage Loan and the Riverport Tower Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the One Campus Martius Mortgage Loan, the Katy Mills Mortgage Loan, the A&R Hospitality Portfolio Mortgage Loan and the Riverport Tower Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023, Greystone Servicing Company LLC as special servicer of the Katy Mills Mortgage Loan, Argentic Services Company LP as special servicer of the A&R Hospitality Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the Riverport Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023, Greystone Servicing Company LLC as special servicer of the Katy Mills Mortgage Loan, Argentic Services Company LP as special servicer of the A&R Hospitality Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the Riverport Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Riverport Tower Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B38 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.8           Pooling and Servicing Agreement, dated as of April 1, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, Argentic Services Company LP, as Pacific Design Center Special Servicer, Computershare Trust Company, N.A., as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer. (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2023 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.9           Agreement Between Noteholders, dated as of August 3, 2022, by and among Bank of Montreal, as Initial BMO Note A Holder, Citi Real Estate Funding Inc., as Initial CREFI Note A Holder, Starwood Mortgage Capital LLC, as Initial SMC Note A Holder, Bank of Montreal, as Initial Note B-A Holder, and Park West Village Grand Avenue Partners, LLC, as Initial Note B-B Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 3, 2022, between DBR Investments Co. Limited, as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3 Holder, DBR Investments Co. Limited, as Note A-4 Holder, and DBR Investments Co. Limited, as Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of October 25, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 4, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of August 30, 2022, by and between Citi Real Estate Funding Inc., as Note A-1 Holder, Note A-3 Holder and Note A-5 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, Note A-4 Holder and Note A-6 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 3, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of July 21, 2022, by and between Bank of America, N.A., as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of September 22, 2022, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of June 28, 2022, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, JPMorgan Chase Bank, National Association as Initial Note A-5 Holder, Morgan Stanley Bank, N.A., as Initial Note A-6 Holder, Morgan Stanley Bank, N.A., as Initial Note A-7 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-8 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of October 11, 2022, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder and Initial Note A-1-4 Holder, and DBR Investments Co. Limited, as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of August 4, 2022, by and among Societe Generale Financial Corporation, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Bank of Montreal, as Initial Note A-3(A) Holder, and Bank of Montreal, as Initial Note A-3(B) Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of April 8, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, Bank of Montreal, as Initial Note A-5 Holder, Bank of Montreal, as Initial Note A-6 Holder, Bank of Montreal, as Initial Note A-7 Holder, Bank of Montreal, as Initial Note A-8 Holder, Barclays Bank PLC, as Initial Note A-9 Holder, Barclays Bank PLC, as Initial Note A-10 Holder, and Barclays Bank PLC, as Initial Note A-11 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of June 21, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2-1 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

4.22         Agreement between Noteholders, dated as of November 3, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 3, 2022 under Commission File No. 333-261764-01 and incorporated by reference herein).

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

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 33.2)

33.28       Computershare Trust Company, National Association, as Trustee of the Wells Fargo Center Tampa Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 33.5)

33.31       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan

33.32       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 33.31)

33.33       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 33.1)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 33.2)

33.38       Wilmington Trust, National Association, as Trustee of the PentaCentre Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the PentaCentre Office Mortgage Loan (see Exhibit 33.4)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the PentaCentre Office Mortgage Loan (see Exhibit 33.5)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 33.1)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.43       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 33.35)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan

33.48       Greystone Servicing Company LLC, as Special Servicer of the Katy Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the Katy Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the Katy Mills Mortgage Loan (see Exhibit 33.4)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Katy Mills Mortgage Loan (see Exhibit 33.5)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Katy Mills Mortgage Loan

33.53       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 33.31)

33.54       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 33.31)

33.55       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 33.4)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 33.5)

33.58       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.31)

33.59       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.47)

33.64       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.31)

33.65       Wilmington Trust, National Association, as Trustee of the Tanger Outlets Columbus Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Computershare Trust Company, National Association, as Custodian of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.35)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.52)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.47)

33.70       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.31)

33.71       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.35)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.52)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 33.1)

33.76       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Computershare Trust Company, National Association, as Trustee of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Computershare Trust Company, National Association, as Custodian of the Riverport Tower Mortgage Loan (see Exhibit 33.4)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the Riverport Tower Mortgage Loan (see Exhibit 33.35)

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

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 34.2)

34.28       Computershare Trust Company, National Association, as Trustee of the Wells Fargo Center Tampa Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 34.5)

34.31       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan

34.32       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 34.31)

34.33       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 34.1)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 34.2)

34.38       Wilmington Trust, National Association, as Trustee of the PentaCentre Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the PentaCentre Office Mortgage Loan (see Exhibit 34.4)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the PentaCentre Office Mortgage Loan (see Exhibit 34.5)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 34.1)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.43       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 34.35)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan

34.48       Greystone Servicing Company LLC, as Special Servicer of the Katy Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the Katy Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the Katy Mills Mortgage Loan (see Exhibit 34.4)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Katy Mills Mortgage Loan (see Exhibit 34.5)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Katy Mills Mortgage Loan

34.53       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 34.31)

34.54       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 34.31)

34.55       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 34.4)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 34.5)

34.58       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.31)

34.59       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.47)

34.64       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.31)

34.65       Wilmington Trust, National Association, as Trustee of the Tanger Outlets Columbus Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Computershare Trust Company, National Association, as Custodian of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.35)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.52)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.47)

34.70       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.31)

34.71       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.35)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.52)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 34.1)

34.76       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Computershare Trust Company, National Association, as Trustee of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Computershare Trust Company, National Association, as Custodian of the Riverport Tower Mortgage Loan (see Exhibit 34.4)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the Riverport Tower Mortgage Loan (see Exhibit 34.35)

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

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Wells Fargo Center Tampa Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan

35.15       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 35.14)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the PentaCentre Office Mortgage Loan (see Exhibit 35.2)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.20       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan

35.22       Greystone Servicing Company LLC, as Special Servicer of the Katy Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 35.14)

35.24       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 35.14)

35.25       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 35.14)

35.26       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 35.21)

35.28       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 35.14)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.21)

35.30       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.14)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 35.1)

35.32       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024