Form 10-K
period 2025-12-31
Benchmark 2022-B37 Mortgage Trust
filed 2026-03-18
CIK 1946375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Trimont LLC is the primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan, which constituted approximately 4.7%, 3.8% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, Trimont LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the One Campus Martius Mortgage Loan, the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan, the Concord Mills Mortgage Loan, the A&R Hospitality Portfolio Mortgage Loan and the Riverport Tower Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan on and after March 1, 2025, Greystone Servicing Company LLC as special servicer of the Katy Mills Mortgage Loan, Argentic Services Company LP as special servicer of the A&R Hospitality Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the Riverport Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Katy Mills Mortgage Loan, the Tanger Outlets Columbus Mortgage Loan and the Concord Mills Mortgage Loan on and after March 1, 2025, Greystone Servicing Company LLC as special servicer of the Katy Mills Mortgage Loan, Argentic Services Company LP as special servicer of the A&R Hospitality Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the Riverport Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.42       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 33.35)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.47      Trimont LLC, as Primary Servicer of the Katy Mills Mortgage Loan on and after March 1, 2025

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

33.59       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.64      Trimont LLC, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan on and after March 1, 2025 (see Exhibit 33.47)

33.65       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.31)

33.66       Wilmington Trust, National Association, as Trustee of the Tanger Outlets Columbus Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Computershare Trust Company, National Association, as Custodian of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.35)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 33.52)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.71      Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 33.47)

33.72       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.31)

33.73       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.35)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.52)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 33.1)

33.78       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Computershare Trust Company, National Association, as Trustee of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the Riverport Tower Mortgage Loan (see Exhibit 33.4)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Riverport Tower Mortgage Loan (see Exhibit 33.35)

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

34.42       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 34.35)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.47      Trimont LLC, as Primary Servicer of the Katy Mills Mortgage Loan on and after March 1, 2025

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

34.59       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.64      Trimont LLC, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan on and after March 1, 2025 (see Exhibit 34.47)

34.65       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.31)

34.66       Wilmington Trust, National Association, as Trustee of the Tanger Outlets Columbus Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Computershare Trust Company, National Association, as Custodian of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.35)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 34.52)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.71      Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 34.47)

34.72       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.31)

34.73       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.35)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.52)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 34.1)

34.78       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Computershare Trust Company, National Association, as Trustee of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the Riverport Tower Mortgage Loan (see Exhibit 34.4)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Riverport Tower Mortgage Loan (see Exhibit 34.35)

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

35.19       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Katy Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.21      Trimont LLC, as Primary Servicer of the Katy Mills Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

35.23       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 35.14)

35.24       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 35.14)

35.25       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 35.14)

35.26       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.28      Trimont LLC, as Primary Servicer of the Tanger Outlets Columbus Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Special Servicer of the Tanger Outlets Columbus Mortgage Loan (see Exhibit 35.14)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.31      Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.32       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.14)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverport Tower Mortgage Loan (see Exhibit 35.1)

35.34       LNR Partners, LLC, as Special Servicer of the Riverport Tower Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026